Form 10-K/A
period 2002-12-31
VW CREDIT LEASING LTD; VOLKSWAGEN AUTO LEASE UNDERWRITTEN FUNDING LLC; VOLKSWAGEN AUTO LEASE TRUST 2002-A
filed 2003-09-30
CIK 1202610, 1182534, 1202609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002	Commission File No. 333-99199

Volkswagen Auto Lease Trust 2002-A
(Issuer with respect to the Notes)

Volkswagen Auto Lease Underwritten Funding, LLC
(Originator of the Note Issuer and Transferor of Transaction SUBI Certificate to the Note Issuer)
(Exact name of registrant as specified in its charter)

VW Credit Leasing, LTD
(Issuer with respect to the Transaction SUBI Certificate)

State of Delaware	11-365048-3
38-6738618
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3800 Hamlin Road	48326
Auburn Hills, Michigan	(Zip Code)
(Address of principal executive offices)

(248) 754-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

PART 1
PART II
PART III
PART IV
SIGNATURES
EXHIBIT INDEX
302 Certification
Annual Statement as to Compliance of the Servicer
Report on the activities of VW Credit
Annual Aggregate Servicer Statement

FORM 10-K

PART 1

Item 1. Business.

This Annual Report on Form 10-K (the “Report”) is filed with respect to Volkswagen Auto Lease Trust 2002-A (the “Trust”), a common law trust formed pursuant to a Trust Agreement, dated as of November 14, 2002 (the “Trust Agreement”), between Volkswagen Auto Lease Underwritten Funding, LLC (the “Transferor”) and U.S. Bank Trust National Association, as owner trustee (the “Owner Trustee”). The Trust issued $1,500,000,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3 and A-4 (the “Notes”) pursuant to an Indenture, dated as of November 14, 2002 (the “Indenture”), between the Trust and The Bank of New York, as indenture trustee (the “Indenture Trustee”). Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the letter relief granted by the staff of the SEC to other companies in similar circumstances (collectively, the “Relief Letters”).

Item 2. Properties.

The assets of the Trust include the Transaction SUBI, which is a beneficial interest in VW Credit Leasing, Ltd. (the “Origination Trust”), which represents rights in a pool of closed-end retail lease contracts and the related leased vehicles. The Origination Trust is a statutory trust formed under the laws of the State of Delaware pursuant to a Trust Agreement dated as of June 2, 1999 among VW Credit, Inc., as settlor and initial beneficiary, U.S. Bank National Association, as UTI trustee and administrative trustee, and Wilmington Trust Company, as Delaware trustee.

The following tables set forth the number and aggregate principal amount of delinquent and defaulted SUBI contracts, the delinquency rates, and aggregate net losses on the SUBI contracts of the Volkswagen Auto Lease Trust 2002-A as of December 31, 2002:

1.	Delinquent Contracts:	Contracts	Amount ($000’s)

	a. 31 - 60 Days Delinquent	481	9,321
	b. 61 - 90 Days Delinquent	67	1,366
	c. 91 Days of More Delinquent	29	607

2.	Delinquency Ratio:		Amount ($000’s)

	a. Delinquent Balance		11,294
	b. Total Pool Balance		1,550,311
	c. Delinquency Ratio		0.75%

3.	Defaulted Contracts:	Contracts	Amount ($000’s)

	a. For the Year Ended December 31, 2002	67	1,363

4.	Aggregate Net Losses:		Amount ($000’s)

	a. Cumulative Net Losses		0
	b. Original Portfolio		1,630,435
	c. Aggregate Loss Ratio		0.0%

Item 3. Legal Proceedings.

There were no material legal proceedings involving the Trust or the Origination Trust, or to the extent relating to the Trust or the Origination Trust, the Transferor, the Indenture Trustee, VW Credit, Inc., as servicer (the “Servicer”) or the Owner Trustee, which were pending at December 31, 2002, or as of the date of this report.

Item 4. Submission of Matters To A Vote Of Security Holders.

No votes or consents of Noteholders were solicited during fiscal year 2002 for any purpose.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

(a)	To the best knowledge of the registrant, there is no established public trading market for the Notes.

(b)	On December 31, 2002, there were less than 300 holders of record of each Class of Notes.

Since the Registrant pays no dividends with respect to the Notes, the information required by Item 201 of Regulation S-K regarding dividends is inapplicable to the Registrant. See Item 15 for information with respect to distributions to Noteholders.

Item 6. Selected Financial Data.

Not applicable in reliance on the Relief Letters.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operation.

Not applicable in reliance on the Relief Letters.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable in reliance on the Relief Letters.

Item 8. Financial Statements and Supplementary Data.

Not applicable in reliance on the Relief Letters.

Item 9. Changes in and Disagreements On Accounting And Financial Disclosure.

There was no change of accountants or disagreement with accountants on any matter of accounting principals or practices or financial disclosure.

PART III

Item 10. Directors and Officers of the Registrant.

Not applicable in reliance on the Relief Letters.

Item 11. Executive Compensation.

Not applicable.

Item 12. Security Ownership Of Certain Beneficial Owners And Management.

The Transferor owns 100% of the Certificates issued by the Trust. While some noteholder’s positions in the Trust exceeded 5% of the outstanding principal balance of the Notes, such securities do not constitute voting securities within the meaning of Item 403 of Regulation S-K.

Item 13. Certain Relationships And Related Transactions.

None.

Item 14. Controls and Procedures.

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

(a)	(1)	Not applicable.

	(2)	Not applicable.

	(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	Current Reports on Forms 8-K during the year ending December 31, 2002:

Date	Items Reported

December 20, 2002	Monthly Servicer’s Report*
January 21, 2003	Monthly Servicer’s Report*

*Incorporated by reference.

(c)	See 15(a)(3) above.

(d)	Not applicable. See the Relief Letters.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 30, 2003

VOLKSWAGEN AUTO LEASE UNDERWRITTEN FUNDING, LLC

By:	VW CREDIT, INC., as Servicer

By:	/s/ Timothy J. Flaherty

Name: Timothy J. Flaherty
Title: Assistant Treasurer

VOLKSWAGEN AUTO LEASE TRUST 2002-A

By:	VW CREDIT, INC., as Servicer

By:	/s/ Timothy J. Flaherty

Name: Timothy J. Flaherty
Title: Assistant Treasurer

VW CREDIT LEASING, LTD

By:	VW CREDIT, INC., as Servicer

By:	/s/ Timothy J. Flaherty

Name: Timothy J. Flaherty
Title: Assistant Treasurer

EXHIBIT INDEX

Exhibit 1.1: Form of Underwriting Agreement among the Transferor, VW Credit, Inc. (“VW Credit”), and J.P. Morgan Securities, Inc., as representative of the underwriters (filed as an Exhibit to Amendment No. 2 to Registration Statement on Form S-1 (File No. 33-99199) dated October 31, 2002).*

Exhibit 3.1: Certificate of Formation of Transferor dated as of August 8, 2002 (Filed as an Exhibit to Registration Statement on Form S-1 (File No. 333-99199) dated September 5, 2002).*

Exhibit 3.2: Limited Liability Company Agreement of the Transferor dated as of August 9, 2002 (Filed as an Exhibit to Registration Statement on Form S-1 (File No. 333-99199) dated September 5, 2002).*

Exhibit 4.1: Form of Indenture between the Trust and the Bank of New York, as indenture trustee (filed as an Exhibit to Amendment No. 2 to Registration Statement on Form S-1 (File No. 33-99199) dated October 31, 2002).*

Exhibit 10.1: Trust Agreement dated as of June 2, 1999 among VW Credit, U.S. Bank National Association and Wilmington Trust Company (Filed as an Exhibit to Registration Statement on Form S-1 (File No. 333-99199) dated September 5, 2002).*

Exhibit 10.2: Form of Supplement 2002-A to Trust Agreement between VW Credit and U.S. Bank National Association (filed as an Exhibit to Amendment No. 2 to Registration Statement on Form S-1 (File No. 33-99199) dated October 31, 2002).*

Exhibit 10.3: Amended and Restated Servicing Agreement dated as of December 21, 2000 between the Origination Trust and VW Credit, as servicer (Filed as an Exhibit to Registration Statement on Form S-1 (File No. 333-99199) dated September 5, 2002).*

Exhibit 10.4: Form of Supplement 2002-A to Servicing Agreement among the Origination Trust, VW Credit and U.S. Bank National Association (filed as an Exhibit to Amendment No. 2 to Registration Statement on Form S-1 (File No. 33-99199) dated October 31, 2002).*

Exhibit 10.5: Form of SUBI Sale Agreement between VW Credit and the Transferor (filed as an Exhibit to Amendment No. 2 to Registration Statement on Form S-1 (File No. 33-99199) dated October 31, 2002).*

Exhibit 10.6: Form of SUBI Transfer Agreement between the Transferor and the Trust (filed as an Exhibit to Amendment No. 2 to Registration Statement on Form S-1 (File No. 33-99199) dated October 31, 2002).*

Exhibit 10.7: Form of Trust Agreement between the Transferor and U.S. Bank Trust National Association (filed as an Exhibit to Amendment No. 2 to Registration Statement on Form S-1 (File No. 33-99199) dated October 31, 2002).*

Exhibit 10.8: Form of Administration Agreement among the Trust, VW Credit and The Bank of New York, as indenture trustee (filed as an Exhibit to Amendment No. 2 to Registration Statement on Form S-1 (File No. 33-99199) dated October 31, 2002).*

Exhibit 31: Certification Pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1: Annual Statement as to Compliance of the Servicer for the year ended December 31, 2002.

Exhibit 99.2: Report on the activities of VW Credit, Inc., as Servicer, prepared by PricewaterhouseCoopers L.L.P.

Exhibit 99.3: Annual Aggregate Servicer Statement containing information relating to the Receivables and the Accounts for the Collection Periods from and including November 2002 through December 2002 are incorporated by reference from the registrant’s Current Reports on Form 8-K filed with the Commission on December 20, 2002, and January 21, 2003, respectively.

*Incorporated by reference.